Form 10-Q
period 2001-03-31
AQUILA INC
filed 2001-06-01
CIK 1128032

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-16315

AQUILA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0683480 (IRS Employer Identification No.)
1100 Walnut Street, Suite 3300, Kansas City, Missouri (Address of principal executive offices)	64106 (Zip Code)

816-527-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2001
Class A Common Stock, $0.01 par value	19,975,000
Class B Common Stock, $0.01 par value	80,025,000

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Information regarding the combined financial statements can be found on pages 3 through 8.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 9 through 14.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk as described on pages 45 and 46 of the prospectus included in our Registration Statement on Form S-1 (File No. 333-51718). There have not been any material changes in our market risk since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    Information on changes in securities can be found on page 15.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information on submission of matters to a vote of security holders can be found on page 15.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.
Combined Statements of Income—Unaudited

	Three Months Ended March 31,
Dollars in millions, except per share amounts
	2001	2000
Sales
Natural Gas	$7,566.2	$2,568.9
Electricity	3,180.9	1,290.3
Other	233.9	162.4

Total Sales	10,981.0	4,021.6

Cost of sales
Natural Gas	7,416.6	2,507.7
Electricity	3,129.6	1,283.8
Other	189.8	142.0

Total Cost of sales	10,736.0	3,933.5
Equity in earnings of investments and partnerships	6.2	4.4

Gross profit	251.2	92.5

Administrative expenses	154.5	62.5
Depreciation expense	12.8	11.1
Other income	(5.6)	(4.8)

Earnings before interest and taxes	89.5	23.7
Interest expense	1.7	5.4

Earnings before income taxes	87.8	18.3
Provision in lieu of income taxes	38.5	7.5

Net Income	$49.3	$10.8

Earnings per common share:
Basic and Diluted Weighted Average Shares Outstanding	85.78	85.78
Basic and Diluted Earnings Per Common Share	$.57	$.13

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Balance Sheets

Dollars in millions	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106.5	$9.0
Funds on deposit	258.3	149.5
Accounts receivable, net	2,887.6	3,959.9
Accounts and notes receivable from UtiliCorp	19.2	11.8
Inventories	55.6	63.6
Price risk management assets	1,054.1	1,452.6
Other	79.0	39.7

Total current assets	4,460.3	5,686.1

Property, plant and equipment, net	544.5	559.0
Investments in subsidiaries and partnerships	409.2	408.0
Price risk management assets	903.7	744.5
Notes receivable	350.6	313.2
Other	163.7	176.4

Total Assets	$6,832.0	$7,887.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$12.5	$12.5
Short-term debt	27.1	25.7
Accounts payable	3,120.2	4,144.0
Accrued liabilities	289.0	316.0
Accounts and notes payable to UtiliCorp	14.6	6.0
Price risk management liabilities	986.5	1,290.5
Customer deposits	518.7	362.4

Total current liabilities	4,968.6	6,157.1

Long-term Liabilities:
Long-term debt, net	12.5	12.5
Notes payable to UtiliCorp	—	47.6
Price risk management liabilities	1,401.1	1,252.4
Deferred income taxes and credits	93.0	105.2
Other deferred credits	53.4	57.2

Total long-term liabilities	1,560.0	1,474.9

Shareholders' Equity:
Preference stock, $.68 par value; 200,000,000 shares authorized, 8,000,000 issued and outstanding	5.4	5.4
Class A common stock, $.01 par value; 550,000,000 shares authorized and none issued	—	—
Class B common stock, $.01 par value; 250,000,000 shares authorized and 85,775,000 shares issued and outstanding	.9	.9
Additional paid-in capital	241.0	241.0
Accumulated other comprehensive losses	(2.8)	(1.7)
Retained earnings	58.9	9.6

Total shareholders' equity	303.4	255.2

Total Liabilities and Shareholders' Equity	$6,832.0	$7,887.2

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Comprehensive Income—Unaudited

	Three Months Ended March 31,
Dollars in millions
	2001	2000
Net Income	$49.3	$10.8
Other comprehensive income (loss):
Unrealized translation adjustments	1.3	.8
Unrealized cash flow hedge	(2.4)	—

Total Comprehensive Income	$48.2	$11.6

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Cash Flows—Unaudited

	Three Months Ended March 31,
Dollars in millions
	2001	2000
Cash Flows From Operating Activities:
Net income	$49.3	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12.8	11.1
Net change in price risk management assets and liabilities	79.3	(22.6)
Deferred income taxes and credits	(12.2)	(14.1)
Equity in earnings of investments and partnerships	(6.2)	(4.4)
Dividends from investments and partnerships	3.6	3.0
Changes in operating assets and liabilities:
Accounts receivable	1,073.5	38.3
Accounts payable and receivable to/from UtiliCorp, net	1.2	34.8
Deposits, net	47.5	6.2
Inventories	9.0	68.9
Accounts payable and accrued liabilities	(1,050.8)	(24.9)
Other	(29.5)	62.7

Net cash provided by operating activities	177.5	169.8

Cash Flows From Investing Activities:
Capital expenditures	(9.7)	(19.5)
Additions to notes receivable, net	(37.4)	(21.2)
Other	13.3	—

Net cash used in investing activities	(33.8)	(40.7)

Cash Flows From Financing Activities:
Short-term borrowings, net	1.4	—
Repayment of notes payable to UtiliCorp, net	(47.6)	(121.6)
Cash dividends paid	—	(10.7)

Net cash used in financing activities	(46.2)	(132.3)

Net increase (decrease) in cash and cash equivalents	97.5	(3.2)
Cash and cash equivalents at beginning of period	9.0	6.0

Cash and cash equivalents at end of period	$106.5	$2.8

See accompanying notes to combined financial statements.

AQUILA, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

    The accompanying unaudited combined financial statements have been prepared in accordance with the accounting policies described in the combined financial statements and related notes included in our Registration Statements on Form S-1, as amended. We believe it is best to read this report in conjunction with our S-1 Registration Statements. The accompanying Balance Sheet as of December 31, 2000 was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In our opinion, the accompanying combined financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair representation of our financial position and the results of our operations. Certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods shown have been made in preparing the combined financial statements. Actual results could differ from these estimates.

    Certain prior year amounts in the combined financial statements have been reclassified where necessary to conform to the 2001 presentation.

Accounting Pronouncement

    Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require us to recognize all derivative instruments on our balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness related to these hedges is recognized currently in earnings. As disclosed in further detail below, the first quarter 2001 unaudited combined financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited combined financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

    The adoption of SFAS No. 133 caused us to record transition adjustments to recognize our derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of our derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to OCI of approximately $2.2 million.

2.  Initial Public Offering

    In April 2001, we issued 14,225,000 shares of Class A common stock to the public in an initial public offering at $24 a share. We received proceeds of approximately $318 million after deducting underwriting discounts, commissions and other offering expenses. As debt owed to UtiliCorp has been repaid as of March 31, 2001, we have placed the net proceeds of the offering into short-term investments to be used for working capital and general corporate purposes.

    The following table below sets forth our shareholders' equity as of March 31, 2001 on an actual basis and on a pro forma basis giving effect to the receipt and application of the proceeds from the sale of shares.

	As of March 31, 2001
Dollars in Millions
	Actual	Pro forma
Preference stock	$5.4	$5.4
Common stock	.9	1.0
Additional paid-in capital	241.0	558.9
Accumulated other comprehensive loss	(2.8)	(2.8)
Retained earnings	58.9	58.9

Total shareholders' equity	$303.4	$621.4

    In connection with the offering, UtiliCorp sold 5,750,000 shares of our common stock at $24 a share. We did not receive any of the proceeds from the shares of stock sold by UtiliCorp.

    As a result of our initial public offering, UtiliCorp owns Class B common stock representing approximately 80% of our outstanding shares, but approximately 98% of our combined voting power.

3.  Reportable Segment Reconciliation

	Three Months Ended March 31,
Dollars in Millions
	2001	2000
Sales:
Wholesale Services	$10,637.8	$3,917.8
Capacity Services	343.2	103.8

Total	$10,981.0	$4,021.6

EBIT:
Wholesale Services	$62.4	$15.3
Capacity Services	27.1	8.4

Total	$89.5	$23.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

AQUILA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Except where noted, the following discussion refers to the combined entity, Aquila, Inc. We conduct our business through two principle segments—Wholesale Services and Capacity Services. Wholesale Services consists of our marketing and trading business; our structured products and service business; our capital services business and our new initiatives. Capacity Services consists of our power generation assets, natural gas assets and coal assets. We service clients throughout North America, the United Kingdom and continental Europe.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements. These statements involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, assumptions, and other statements that are not historical facts. We generally intend the words "may," "will," "should," "expect," "intend," "plan," "believe," "seek," "estimate," "continue," "announced," or the negative of these terms or similar expressions to identify forward-looking statements. Our actual results could differ materially from the forward-looking statements as a result of various factors. Some of these factors include:

  •
  political conditions in our regional, national and international markets, including legislative and regulatory initiatives regarding deregulation and restructuring of the energy industry;

  •
  changes in commodity prices and interest rates that could impact the value of our commodity portfolio;

  •
  unusual changes in weather and other natural phenomena, such as hurricanes, floods and unexpected changes in temperature, could dramatically affect commodity prices and thus the value of our commodity portfolio;

  •
  competition in the markets in which our businesses operate could decrease our profitability;

  •
  the success of our growth strategy, including our acquisition, control and disposition of assets;

  •
  economic and financial market conditions and the results of our financing efforts could affect our growth efforts and thus our profitability;

  •
  our successful development of new structured products and services which will provide new sources of revenue;

  •
  the pace of well connections to our gas gathering system that could affect the sales generated by our Capacity Services segment;

  •
  the value of the U.S. dollar relative to the British pound and Canadian dollar could affect financial results from foreign operations; and

  •
  additional state, federal and other regulations in the United States and in foreign countries in which we operate, including environmental regulations, that could cause us to incur additional expenses to comply with such regulation.

    Forward-looking statements are only predictions and involve risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements. We, however, cannot guarantee future results, events, performance or achievements.

    All forward-looking statements in this filing reflect our current views about future events and are based on assumptions we believe are reasonable. Except as required by law, including the securities law of the United States, we do not intend to update or revise any forward-looking statements.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
Dollars in Millions			Growth Rate
	2001	2000
Earnings Before Interest and Taxes:
Wholesale Services	$62.4	$15.3	308%
Capacity Services	27.1	8.4	223%

Total EBIT	89.5	23.7	278%
Interest expense	1.7	5.4
Provision in lieu of income taxes	38.5	7.5

Net Income	$49.3	$10.8	356%

Return on equity	45%	17%	165%
Earnings per share	$.57	$.13	338%

    Our first quarter 2001 results were at record levels. Net income for the 2001 quarter grew at 356% over the 2000 quarter. These strong results were driven by the following reasons:

  •
  Well executed trading program that complemented strong deal flow in our term and capital service product lines. Our Wholesale Services business segment's EBIT was up 308% over the 2000 first quarter.

  •
  Better than expected results from the assets we purchased in December 2000 from GPU International. Our Capacity Services business segment's EBIT was up 223% over the 2000 quarter.

    These record-level financial achievements primarily resulted in a trailing twelve-month return on equity of 45%.

WHOLESALE SERVICES

    The table below summarizes the operations of our Wholesale Services business segment for the first quarter of each year.

	Three Months Ended March 31,
Dollars in millions
	2001	2000
Sales	$10,637.8	$3,917.8
Cost of sales	10,443.3	3,857.7

Gross profit	194.5	60.1

Operating expenses:
Administrative expenses	133.7	46.3
Depreciation expense	3.6	3.1
Other income	(5.2)	(4.6)

Earnings before interest and taxes (EBIT)	$62.4	$15.3

Statistics:
Physical gas volumes marketed per day (Bcf/d)	13.3	11.9
Electricity marketing volumes (MMWhs)	55.1	44.7
Volumes delivered (Tbtue/d)	20.7	18.0
Average transactions per month	39,000	31,500
Electricity prices MWh (average)	$57.77	$28.87
Natural gas price per Mcf (average)	$6.33	$2.39

Quarter Ended March 31, 2001 as Compared to Quarter Ended March 31, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Wholesale Services business segment increased 172% and 171%, respectively, in 2001 compared to first quarter 2000 resulting in a gross profit increase of $134.4 million. These increases were primarily due to the following:

  •
  A robust pricing environment that provided increased opportunity to execute our strategy and deliver products and services to our clients.

  •
  An increase of 12% and 23% in gas and electricity volumes marketed, respectively, a 15% increase in volumes delivered and a 24% increase in transaction volumes per month also contributed to an increase in gross profit, sales and cost of sales.

  •
  A 32% increase in term deal flow contributed to a 59% increase in gross profit stemming from our more highly structured products we call term business. These include our GuaranteedWeather® and GuaranteedGenerationSM products as well as longer duration gas and electric transactions.

  •
  Higher natural gas and electricity prices significantly increased both sales and cost of sales in the 2001 quarter compared to 2000.

Administrative Expenses

    Administrative expenses increased $87.4 million, or 189% in 2001 compared to 2000 due to our continued expansion, payroll associated with approximately 150 additional employees and higher incentive compensations directly linked to our improved profits in 2001.

CAPACITY SERVICES

    The table below summarizes the operations of our Capacity Services business segment for the first quarter of each year.

	Three Months Ended March 31,
Dollars in millions
	2001	2000
Sales	$343.2	$103.8
Cost of sales	292.7	75.8
Equity in earnings of investments and partnerships	6.2	4.4

Gross profit	56.7	32.4

Operating expenses:
Administrative expenses	20.8	16.2
Depreciation expense	9.2	8.0
Other income	(0.4)	(0.2)

Earnings before interest and taxes (EBIT)	$27.1	$8.4

Statistics:
Gas throughput volumes (Mcf/d)	418	484
Natural gas liquids produced (MBbls/d)	15	21
Natural gas liquids price per gallon	$.53	$.46
MW owned or controlled	4,107	1,244

Quarter Ended March 31, 2001 as Compared to Quarter Ended March 31, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Capacity Services businesses increased $239.4 million and $216.9 million, or 231% and 286%, respectively, in the 2001 quarter compared to the 2000 quarter resulting in a gross profit increase of $22.5 million. The stronger results were primarily due to the following factors:

  •
  The impact of the GPU International acquisition in December 2000 added approximately $23.7 million to gross profit in the 2001 quarter. This acquisition performed above expectation due to stronger than expected performance at one of the plants.

  •
  Stronger natural gas prices favorably impacted our gas storage operations by allowing us to capitalize on larger spreads between injection prices and withdrawal prices.

  •
  A 15% increase in NGL prices during the 2001 quarter was offset by lower throughput and NGL volumes as NGL production was minimized in order to capitalize on higher natural gas prices.

  •
  Higher natural gas and electricity prices significantly increased both sales and cost of sales in 2001 compared to 2000.

Equity in Earnings of Investments and Partnerships

    Improved earnings in the 2001 quarter over the 2000 quarter relates to our 50% equity interest in the Oasis Pipeline. In December 2000, we obtained an additional 15% interest in the Oasis Pipeline Company that brought our total ownership up to 50%. The additional earnings mainly stem from the increase in ownership and transportation opportunities that existed due to high demand in the West during the first quarter of 2001.

Administrative Expenses

    Administrative expenses increased $4.6 million or 28% in the 2001 quarter compared to 2000. The majority of this increase is directly related to the effects of our GPU International acquisition in December 2000.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets at March 31, 2001 decreased by $1,055.2 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts receivable decreased $1,072.3 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Price risk management assets decreased by $239.3 million due to a change in market prices of gas and power which can fluctuate significantly.

  •
  Funds on deposit increased $108.8 million due to price fluctuations and our over-all position in our gas and power trading business.

  •
  Other current assets increased $39.3 million during the quarter. Of the increase, $18 million represents an option premium to purchase ten power turbines in the future. An additional $18 million represents prepaid transmission costs and option payments for future physical power.

    Total liabilities at March 31, 2001 decreased by $1,103.4 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts payable decreased by $1,023.8 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Accrued liabilities decreased by $27.0 million primarily as a result of income tax payments made in the first quarter of 2001.

  •
  Price risk management liabilities decreased by $155.3 million due to a change in market prices of gas and power which can fluctuate significantly.

  •
  Customer deposits increased $156.3 million due to price fluctuations and our customers' over-all position in our gas and power trading business.

  •
  Notes payable to UtiliCorp decreased $47.6 million as additional repayments were made during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    We are subject to various demands on cash stemming from price changes of commodities and the resultant impact on cash requirements. We have managed our liquidity needs through a variety of methods that include a credit facility, borrowings from UtiliCorp, selling accounts receivable through a bank facility and commodity sales contracts. Our Wholesale Services business relies on our ability to manage liquidity and cash. At March 31, 2001, our total cash and cash equivalents was $106.5 million, an increase of $97.5 million from December 31, 2000. The increase in cash is primarily due to our cash flow from operations, which for the three months ended March 31, 2001, was $177.5 million. This reflects our strong financial performance and favorable working capital management (the timing of cash receipts from accounts receivable and cash payments relating to accounts payable). Partially offsetting operating cash flows for the quarter were $37.4 million of additional investments made by our Capital Services business through the issuance of additional loans. We also reduced our UtiliCorp notes payable by $47.6 million during the quarter.

    We have a $125 million letter of credit facility with a group of banks that is used to support our trading and other activities. At March 31, 2001, approximately $63 million was outstanding against this facility. This facility expires in July 2001. We will request an extension of this facility from participating banks during the second quarter and anticipate that this facility will become part of a larger corporate revolver that we plan to put in place in the third quarter. As part of the transition agreement with UtiliCorp, we can borrow needed funds from UtiliCorp until they complete the distribution of our stock. UtiliCorp intends to distribute our shares to its shareholders after it receives a favorable letter ruling from the Internal Revenue Service that such a distribution will be tax-free to its shareholders and providing that market conditions warrant the distribution. We also have a $275 million accounts receivable sales program (all of which is used) to help fund short-term cash needs.

    We are in the process of completing the financing of a power plant in Clay County, Illinois for approximately $150 million and the financing of the ten additional GE turbines secured last January. Our financing strategy with respect to our power plant development program is to first finance these assets using an off-balance sheet structure and then permanently finance the projects with non-recourse project-level debt. We generally do not intend to hold 100% ownership positions in these plants long-term, meaning we will monetize or repackage assets to take advantage of market opportunities.

Effects of Our Separation From UtiliCorp

    Under agreements between UtiliCorp and us, we are required to indemnify UtiliCorp for taxation costs, including taxes payable by UtiliCorp on the indemnification amounts paid by us, if we cause the distribution of our stock by UtiliCorp to fail to be tax-free. We do not currently maintain capital resources to fund potential indemnification payments to UtiliCorp for this purpose. We believe the probability of an event occurring that would require us to make these payments is sufficiently low and sufficiently under our control that we do not allocate liquidity for this contingency. If, however, the contingency should occur, we believe we could fund the indemnification payments through cash flows from operations, new borrowings and, if necessary, asset sales. Payment of this obligation could materially affect our financial condition and our earnings and impair our ability to achieve our growth strategy.

Part II
Other Information

Item 2.  Changes in Securities

    Our registration statements for the sale of our common stock (Registration Statement Nos. 333-51718 and 333-59412) were declared effective by the Securities and Exchange Commission on April 23, 2001. We registered a total of 19,975,000 shares of our Class A common stock under the registration statements with 14,225,000 being offered by us and the remaining 5,750,000 offered by UtiliCorp. The managing underwriters in the offering were Lehman Brothers Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Credit Lyonnais Securities (USA) Inc., and J.P. Morgan Securities Inc.

    The initial public offering commenced on April 24, 2001 and was completed with all shares sold on April 27, 2001. A total of 19,975,000 shares were sold at a per share public price offering of $24.00. This included 2,475,000 shares that were sold upon exercise of the underwriters' over-allotment option. Of the total shares sold, we received net proceeds of $318 million, after deducting approximately $19.6 million of underwriter discounts and commissions and $4 million of other expenses. UtiliCorp received net proceeds of $130.1 million, after deducting approximately $7.9 million of underwriter discounts. Expenses of the offering were direct payments to persons other than officers, directors, affiliates or persons owning 10% or more of our securities.

    As debt owed to UtiliCorp has been repaid as of March 31, 2001, we have placed the net proceeds of the offering into short-term investments to be used for working capital and general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

    On February 8, 2001, UtiliCorp, acting in its capacity as our sole shareholder, executed a written consent in lieu of a special meeting of our sole shareholder approving an amendment to our certificate of incorporation to change our name from Aquila Energy Corporation to Aquila, Inc. This amendment became effective on February 21, 2001.

Item 6.  Exhibits

    (a) List of Exhibits:

    None

    (b) Report on Form 8-K

    No reports on Form 8-K were filed during the first quarter of 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.
By:	/s/ DAN STREEK Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer.

Date: June 1, 2001

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Part II Other Information
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
Signatures