Form 10-Q
period 2001-06-30
AQUILA INC
filed 2001-08-13
CIK 1128032

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-16315

AQUILA, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0683480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1100 Walnut Street, Suite 3300, Kansas City, Missouri (Address of principal executive offices)	64106 (Zip Code)

Registrant's telephone number, including area code:        816-527-1000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2001
Class A Common Stock, $0.01 par value	19,975,000
Class B Common Stock, $0.01 par value	80,025,000

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Information regarding the combined financial statements can be found on pages 3 through 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 11 through 17.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk as described on pages 45 and 46 of the prospectus included in our Registration Statement on Form S-1 (File No. 333-51718). There have not been any material changes in our market risk since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Information on changes in securities can be found on page 18.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information on submission of matters to a vote of security holders can be found on page 18.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and reports on Form 8-K can be found on page 18.

Part I. Financial Information

Item 1. Financial Statements

Aquila, Inc.
Combined Statements of Income—Unaudited

	Three Months Ended June 30,
Dollars in millions, except per share amounts
	2001	2000
Sales
Natural Gas	$4,824.6	$3,525.2
Electricity	4,800.4	1,637.3
Other	279.0	151.6

Total Sales	9,904.0	5,314.1

Cost of sales
Natural Gas	4,604.3	3,460.9
Electricity	4,770.9	1,606.1
Other	187.2	124.2

Total Cost of sales	9,562.4	5,191.2
Equity in earnings of investments and partnerships	5.5	4.1

Gross profit	347.1	127.0

Administrative expenses	159.1	79.2
Depreciation and amortization expense	13.6	12.9
Other income	(15.2)	(5.8)

Earnings before interest and taxes	189.6	40.7
Interest expense	1.1	5.6

Earnings before income taxes	188.5	35.1
Provision in lieu of income taxes	87.2	13.4

Net Income	$101.3	$21.7

Earnings per common share:
Basic Earnings Per Common Share	$1.05	$.25
Diluted Earnings Per Common Share	$1.05	$.25

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Income—Unaudited

	Six Months Ended June 30,
Dollars in millions, except per share amounts
	2001	2000
Sales
Natural Gas	$12,390.8	$6,094.1
Electricity	7,981.3	2,927.6
Other	512.9	314.0

Total Sales	20,885.0	9,335.7

Cost of sales
Natural Gas	12,020.9	5,968.6
Electricity	7,900.5	2,889.9
Other	377.0	266.2

Total Cost of sales	20,298.4	9,124.7
Equity in earnings of investments and partnerships	11.7	8.5

Gross profit	598.3	219.5

Administrative expenses	313.6	141.7
Depreciation and amortization expense	26.4	24.0
Other income	(20.8)	(10.6)

Earnings before interest and taxes	279.1	64.4
Interest expense	2.8	11.0

Earnings before income taxes	276.3	53.4
Provision in lieu of income taxes	125.7	20.9

Net Income	$150.6	$32.5

Earnings per common share:
Basic Earnings Per Common Share	$1.65	$.38
Diluted Earnings Per Common Share	$1.65	$.38

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Balance Sheets

Dollars in millions	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$254.7	$9.0
Funds on deposit	288.6	149.5
Accounts receivable, net	3,408.9	3,959.9
Accounts and notes receivable from UtiliCorp	—	11.8
Inventories	164.3	63.6
Price risk management assets	931.5	1,452.6
Other	89.6	39.7

Total current assets	5,137.6	5,686.1

Property, plant and equipment, net	574.2	559.0
Investments in subsidiaries and partnerships	454.0	408.0
Price risk management assets	561.5	744.5
Notes receivable	295.0	313.2
Other	118.0	176.4

Total Assets	$7,140.3	$7,887.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$12.5	$12.5
Short-term debt	12.2	25.7
Accounts payable	3,716.7	4,144.0
Accrued liabilities	367.3	316.0
Accounts and notes payable to UtiliCorp	26.6	6.0
Price risk management liabilities	628.8	1,290.5
Customer deposits	276.5	362.4

Total current liabilities	5,040.6	6,157.1

Long-term Liabilities:
Long-term debt, net	12.5	12.5
Notes payable to UtiliCorp	—	47.6
Price risk management liabilities	1,144.8	1,252.4
Deferred income taxes and credits	88.2	105.2
Other deferred credits	112.8	57.2

Total long-term liabilities	1,358.3	1,474.9

Shareholders' Equity:
Preference stock, $.68 par value; 200,000,000 shares authorized, 28,380,000 and 8,000,000 issued and outstanding, respectively	19.3	5.4
Class A common stock, $.01 par value; 550,000,000 shares authorized, 19,975,000 and none issued and outstanding, respectively	.2	—
Class B common stock, $.01 par value; 250,000,000 shares authorized, 80,025,000 and 85,775,000 shares issued and outstanding, respectively	.8	.9
Additional paid-in capital	567.6	241.0
Accumulated other comprehensive losses	(6.7)	(1.7)
Retained earnings	160.2	9.6

Total shareholders' equity	741.4	255.2

Total Liabilities and Shareholders' Equity	$7,140.3	$7,887.2

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Comprehensive Income—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Net Income	$101.3	$21.7	$150.6	$32.5
Other comprehensive income (loss):
Unrealized translation adjustments	(7.5)	(1.3)	(6.2)	(.5)
Unrealized cash flow hedge	3.6	—	1.2	—

Comprehensive Income	$97.4	$20.4	$145.6	$32.0

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Cash Flows—Unaudited

	Six Months Ended June 30,
Dollars in millions
	2001	2000
Cash Flows From Operating Activities:
Net income	$150.6	$32.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	26.4	24.0
Net change in price risk management assets and liabilities	(69.9)	(88.2)
Deferred income taxes and credits	(16.9)	10.3
Equity in earnings of investments and partnerships	(11.7)	(8.5)
Dividends from investments and partnerships	13.1	7.8
Changes in operating assets and liabilities:
Accounts receivable	552.2	(968.4)
Accounts payable and receivable to/from UtiliCorp, net	(4.5)	34.8
Inventories	(99.7)	77.2
Accounts payable and accrued liabilities	(377.6)	1,011.1
Other	52.9	41.8

Sub-total	214.9	174.4
Funds on deposit, net	(225.0)	4.6

Net cash (used in) provided by operating activities	(10.1)	179.0

Cash Flows From Investing Activities:
Capital expenditures	(48.7)	(32.4)
Investments in subsidiaries and partnerships	(6.9)	(5.0)
Repayments of (additions to) notes receivable, net	18.2	(79.3)
Cash received on sale of related party investments	26.1	—
Other	12.2	—

Net cash provided by (used in) investing activities	0.9	(116.7)

Cash Flows From Financing Activities:
Short-term borrowings, net	(13.5)	—
Repayment of notes payable to UtiliCorp, net	(47.6)	(37.8)
Issuance of common stock, net	316.0	—
Cash dividends paid	—	(10.7)

Net cash provided by (used in) financing activities	254.9	(48.5)

Net increase in cash and cash equivalents	245.7	13.8
Cash and cash equivalents at beginning of period	9.0	6.0

Cash and cash equivalents at end of period	$254.7	$19.8

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

New Accounting Pronouncements

Business Combinations

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 141 also requires certain additional disclosures regarding material business combinations. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

Goodwill and Other Intangible Assets

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that, beginning on January 1, 2002, goodwill will no longer be systematically amortized against earnings over an estimated useful life. This statement will require that, no less than annually, goodwill be tested for impairment and if impaired, be written off against earnings at that time. We expect that the adoption of this standard in 2002 will result in discontinuing annual goodwill amortization of approximately $4.4 million. As of June 30, 2001, we had total goodwill of $100.7 million. We are currently assessing the potential impact, if any, that a goodwill impairment test could have on our financial position or results of operations.

Asset Retirement Obligations

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related asset. The liability will be accreted to its present value each subsequent period and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of the liability, the company will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will be in effect for us on January 1, 2003, although earlier application is encouraged. We have not yet completed our estimate of the effect of the adoption of this standard on our financial position or results of operations at this time.

2.  Earnings per Common Share

    The following table shows the amounts used in computing basic and diluted earnings per common share for the three and six-month periods ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts
	2001	2000	2001	2000
Earnings available for common shares	$101.3	$21.7	$150.6	$32.5
Earnings per share:
Basic	$1.05	$.25	$1.65	$.38
Diluted	$1.05	$.25	$1.65	$.38

Weighted average number of common shares used in basic earnings per share	96.3	85.8	91.1	85.8
Per share effect of dilutive securities:
Stock options	.3	—	.2	—

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	96.6	85.8	91.3	85.8

3.  Initial Public Offering

    In April 2001, we issued 14,225,000 shares of Class A common stock to the public in an initial public offering at $24.00 a share. We received net proceeds of approximately $316 million after deducting underwriting discounts, commissions and other offering expenses. We have used a portion of the proceeds to repay debt owed to UtiliCorp and have placed the remaining proceeds into short-term investments to be used for working capital and general corporate purposes.

    In connection with the offering, UtiliCorp sold 5,750,000 shares of our Class A common stock at $24.00 a share. We did not receive any of the proceeds from the shares of stock sold by UtiliCorp.

    As a result of our initial public offering, UtiliCorp owns Class B common stock representing approximately 80% of our outstanding shares, but approximately 98% of the combined voting power.

4.  Related Party Transactions

    During the second quarter of 2001, we completed three transactions with UtiliCorp in relation to our Canadian operations. Those transactions were as follows:

  1.
  We purchased the workforce of Aquila Canada Corp. (ACC) (a wholly owned subsidiary of UtiliCorp) for $4.3 million. As ACC is included in the combined financial statements, this transaction has been eliminated.

  2.
  We received $12.9 million from UtiliCorp for our preferred stock investment in a Canadian UtiliCorp subsidiary. The preferred stock was repurchased at the original issuance price.

  3.
  We sold back to UtiliCorp our 5% ownership of their Canadian investments. We received $13.2 million which approximates the gain connected with the sale.

    As the above transactions were all transactions with a related party, the related net gain of $10.7 million was recorded as a capital transaction and credited to additional paid in capital.

5.  Reportable Segment Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions
	2001	2000	2001	2000
Sales:
Wholesale Services	$9,631.0	$5,165.6	$20,268.8	$9,083.4
Capacity Services	273.0	148.5	616.2	252.3

Total	$9,904.0	$5,314.1	$20,885.0	$9,335.7

EBIT:
Wholesale Services	$148.5	$25.3	$210.9	$40.6
Capacity Services	41.1	15.4	68.2	23.8

Total	$189.6	$40.7	$279.1	$64.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

AQUILA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Except where noted, the following discussion refers to the combined entity, Aquila, Inc. We conduct our business through two principal segments—Wholesale Services and Capacity Services. Wholesale Services consists of Client Services; our structured capital, custom risk products and consultative services business and Commodity Services; where we manage risk. Capacity Services consists of our power generation assets, natural gas assets and coal assets. We service clients throughout North America, the United Kingdom and parts of continental Europe.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions
	2001	2000	2001	2000
Earnings Before Interest and Taxes:
Wholesale Services	$148.5	$25.3	$210.9	$40.6
Capacity Services	41.1	15.4	68.2	23.8

Total EBIT	189.6	40.7	279.1	64.4
Interest expense	1.1	5.6	2.8	11.0
Provision in lieu of income taxes	87.2	13.4	125.7	20.9

Net Income	$101.3	$21.7	$150.6	$32.5

Diluted Earnings per share	$1.05	$.25	$1.65	$.38

    The second quarter of 2001 was our strongest financial earnings quarter to date. All business units posted marked increases over prior quarters. Net income for the 2001 second quarter and year-to-date grew at 367% and 363%, respectively, over 2000. These strong results were driven by the following:

  •
  Commodity Services continues to perform well in both gas and power and was well balanced between products and regions. Our Wholesale Services business segment's EBIT for the quarter and year-to date was up 487% and 419%, respectively, over the corresponding 2000 results.

  •
  Strong client demand for products and physical delivery capabilities increased deal flow by 21% and 25% for the quarter and year to date, respectively.

  •
  Successfully optimized new generation assets by securing prices at above current market rates, which reflects on our ability to capture market opportunities. Our GPU International acquisition in December 2000 continues to perform stronger than expected. Our Capacity Services business segment's EBIT for the quarter and year-to-date was up 167% and 187%, respectively, over the corresponding 2000 financial periods.

    These strong achievements resulted in a trailing twelve-month return on equity of 56%.

WHOLESALE SERVICES

    The table below summarizes the operations of our Wholesale Services business segment for the three and six months periods of each year.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$9,631.0	$5,165.6	$20,268.8	$9,083.4
Cost of sales	9,366.6	5,076.4	19,809.9	8,934.1

Gross profit	264.4	89.2	458.9	149.3

Operating expenses:
Administrative expenses	128.3	63.5	262.0	109.8
Depreciation and amortization expense	3.0	4.8	6.6	7.9
Other income	(15.4)	(4.4)	(20.6)	(9.0)

Earnings before interest and taxes (EBIT)	$148.5	$25.3	$210.9	$40.6

Sub-unit breakdown:
Commodity Services EBIT	$116.2	$8.4	$161.8	$$16.5
Client Services EBIT	32.3	16.9	49.1	24.1

Total EBIT for Wholesale Services	$148.5	$25.3	$210.9	$40.6

Operating Statistics:
Physical gas volumes marketed per day (Bcf/d)	11.3	10.9	12.3	11.4
Electricity marketing volumes (MMWhs)	77.4	40.0	132.5	84.6
Volumes delivered (Tbtue/d)	21.2	16.3	20.9	17.1
Average transactions per month (000's)	44.5	33.8	41.8	32.7
Electricity prices MWh (average)	$61.98	$40.97	$60.23	$34.58
Natural gas price per Mcf (average)	$4.70	$3.55	$5.58	$2.93

Quarter Ended June 30, 2001 as Compared to Quarter Ended June 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Wholesale Services business segment increased 86% and 85%, respectively, in 2001 compared to second quarter 2000 resulting in a gross profit increase of $175.2 million. These increases were primarily due to the following factors:

  •
  A volatile pricing environment combined with strong client demand provided increased opportunity to execute our strategy and deliver products and services to our clients. Our commodity group was able to capture significant value while only consuming an average value at risk of $12.8 million.

  •
  An increase of 94% and 4% in electricity and gas volumes marketed, respectively, a combined 30% increase on a Tbtue/d basis and a 32% increase in the average number of transactions per month also contributed to an increase in gross profit, sales and cost of sales.

  •
  A 21% increase in term deal flow contributed to a 23% increase in gross profit stemming from our origination deals and our more highly structured products we refer to as our Client Services business. These include our GuaranteedWeather® and GuaranteedGenerationSM products as well as our longer duration gas and electric transactions.

  •
  Higher natural gas and electricity prices significantly increased both sales and cost of sales in the 2001 quarter compared to 2000.

Administrative Expenses

    Administrative expenses increased $64.8 million, or 102% in 2001 compared to 2000 due to our continued expansion, payroll associated with additional employees and higher incentive expenses directly linked to our improved financial performance in 2001.

Other Income

    Other income has increased by $11 million, or 250%, as earnings from our Capital Services group continues to grow due to our portfolio size increasing by 14% and a strong return mix comprised of both interest and equity.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Wholesale Services business segment increased 123% and 122%, respectively, in 2001 compared to 2000 resulting in a gross profit increase of $309.6 million. These increases were primarily due to the following:

  •
  A robust and volatile pricing environment provided increased opportunities to execute our strategy and deliver products and services to our clients.

  •
  An increase of 57% and 8% in electricity and gas volumes marketed, respectively, a 22% increase on a Tbtue/d basis and a 28% increase in the average number of transactions per month also contributed to an increase in gross profit, sales and cost of sales.

  •
  A 25% increase in term deal flow contributed to a 47% increase in gross profit stemming from our origination deals and are more highly structured products we call our Client Services business. These include our GuaranteedWeather® and GuaranteedGenerationSM products as well as our longer duration gas and electric transactions.

  •
  Higher natural gas and electricity prices significantly increased both sales and cost of sales in 2001 compared to 2000.

Administrative Expenses

    Administrative expenses increased $152.2 million, or 139% in 2001 compared to 2000 due to our continued expansion, payroll associated with approximately 169 additional employees and higher incentive expenses directly linked to our improved financial performance in 2001.

CAPACITY SERVICES

    The table below summarizes the operations of our Capacity Services business segment for the three and six month periods of each year.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$273.0	$148.5	$616.2	$252.3
Cost of sales	195.8	114.8	488.5	190.6
Equity in earnings of investments and partnerships	5.5	4.1	11.7	8.5

Gross profit	82.7	37.8	139.4	70.2

Operating expenses:
Administrative expenses	30.8	15.7	51.6	31.9
Depreciation and amortization expense	10.6	8.1	19.8	16.1
Other expense/(income)	0.2	(1.4)	(0.2)	(1.6)

Earnings before interest and taxes (EBIT)	$41.1	$15.4	$68.2	$23.8

Operating Statistics:
Gas throughput volumes (Mcf/d)	378.0	475.9	398.9	479.9
Natural gas liquids produced (MBbls/d)	21.6	23.3	18.4	22.4
Natural gas liquids price per gallon	$.47	$.44	$.49	$.44
MW owned or controlled	4,357	1,096	4,357	1,096

Quarter Ended June 30, 2001 as Compared to Quarter Ended June 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Capacity Services businesses increased $124.5 million and $81.0 million, or 84% and 71%, respectively, in 2001 compared to second quarter 2000 representing $43.5 million of the gross profit increase. The strong results were primarily due to the following factors:

  •
  The impact of the GPU International acquisition in December 2000 added approximately $16.3 million to gross profit in the 2001 quarter while adding $21.8 million and $5.5 million to sales and costs of sales, respectively.

  •
  We successfully optimized new generation assets by securing prices at above current market rates that significantly improved our margins for the 2001 quarter. We attempt to optimize asset positions with forward positions that can create earnings volatility from time to time. Generally, when we optimize asset positions with derivative instruments they are recorded at fair market value while the underlying asset position is reflected at historical cost. This tends to produce some earnings volatility.

Administrative Expenses

    Administrative expenses increased $15.1 million or 96% in the 2001 quarter compared to 2000. The majority of this increase is directly related to the effects of our GPU International acquisition in December 2000.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Capacity Services businesses increased $363.9 million and $297.9 million, respectively, in the six months ending June 30, 2001 compared to 2000 representing $66.0 million of the gross profit increase. The stronger results were primarily due to the following factors:

  •
  The GPU International acquisition in December 2000 added approximately $35.4 million to gross profit in 2001 while adding $47.2 million and $11.8 million to sales and costs of sales, respectively.

  •
  We successfully optimized new generation assets by securing prices at above current market rates that significantly improved our margins in the 2001 year-to-date results. We attempt to optimize asset positions with forward positions that can create earnings volatility from time to time. Generally, when we optimize asset positions with derivative instruments they are recorded at fair market value while the underlying asset position is reflected at historical cost. This tends to produce some earnings volatility.

  •
  Stronger natural gas prices favorably impacted our gas storage operations as we were able to capitalize on larger spreads between injection and withdrawal prices.

Equity in Earnings of Investments and Partnerships

    Improved earnings in 2001 over 2000 relates to our 50% equity interest in the Oasis Pipeline. In December 2000, we obtained an additional 15% interest in the Oasis Pipeline Company that brought our total ownership up to 50%. The additional earnings mainly stem from the increase in ownership and transportation opportunities that existed due to high demand in the West.

Administrative Expenses

    Administrative expenses increased $19.7 million or 62% in 2001 compared to 2000. The majority of this increase is directly related to the effects of our GPU International acquisition in December 2000.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets at June 30, 2001 decreased by $746.9 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Cash increased by $245.7 million primarily related to the $316 million of net proceeds received from the initial public offering that was completed in April 2001.

  •
  Funds on deposit increased $139.1 million due to price fluctuations and our over-all position in our gas and power trading business.

  •
  Accounts receivable decreased $551.0 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Inventories increased by $100.7 million as storage facilities were replenished at higher prices with a total of 16.9 BCF being added since December 31, 2000.

  •
  Price risk management assets decreased by $704.1 million due to a change in market prices of gas and power which can fluctuate significantly.

    Total liabilities at June 30, 2001 decreased by $1,233.1 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts payable decreased by $427.3 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Price risk management liabilities decreased by $769.3 million due to a change in market prices of gas and power which can fluctuate significantly.

  •
  Customer deposits decreased by $85.9 million due to price fluctuations and our customers' over-all position in our gas and power trading business.

LIQUIDITY AND CAPITAL RESOURCES

    We are subject to various demands on cash stemming from price changes of commodities and the resultant impact on cash requirements. We have managed our liquidity needs through a variety of methods that include a credit facility, borrowings from UtiliCorp, selling accounts receivable through a bank facility and commodity sales contracts. Our Wholesale Services business relies on our ability to manage liquidity and cash. At June 30, 2001, our total cash and cash equivalents was $254.7 million, an increase of $245.7 million from December 31, 2000. The increase in cash is primarily due to our initial public offering that was completed in April 2001 that raised a net $316 million. Cash flows from operations were fairly flat as strong operating results before margin deposits were offset by $225 million of customer deposit refunds and additional cash deposits required from us due to price fluctuations and our over-all position in our gas and power trading business. Cash flows from investing activities were also fairly flat as capital expenditures were offset by cash received on note receivable repayments and on the sale of certain investments to UtiliCorp. We also reduced our notes payable to UtiliCorp by $47.6 million during the year.

    We have a $125 million letter of credit facility with a group of banks that is used to support our trading and other activities. At June 30, 2001, approximately $58 million was outstanding against this facility. This facility expires in December 2001. We anticipate that this facility will become part of a larger corporate revolver that we plan to put in place in the fourth quarter. As part of the transition agreement with UtiliCorp, we can borrow needed funds from UtiliCorp until it completes the distribution of our stock. UtiliCorp intends to distribute our shares to its shareholders after it receives a favorable letter ruling from the Internal Revenue Service that such a distribution will be tax-free to its shareholders and providing that market conditions warrant the distribution. We also have a $275 million accounts receivable sales program (all of which is used) to help fund short-term cash needs.

    We are in the process of completing the financing of a power plant in Clay County, Illinois for approximately $150 million and the financing of ten additional GE turbines secured last January. Our financing strategy with respect to our power plant development program is to first finance these assets using an off-balance sheet structure and then permanently finance the projects with non-recourse project-level debt. We generally do not intend to hold 100% ownership positions in these plants long-term, meaning we will monetize or repackage assets to take advantage of market opportunities.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

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

    The initial public offering commenced on April 24, 2001 and was completed with all shares sold on April 27, 2001. A total of 19,975,000 shares were sold at a per share public price offering of $24.00. This included 2,475,000 shares that were sold upon exercise of the underwriters' over-allotment option. Of the total shares sold, we received net proceeds of $316.0 million, after deducting approximately $19.6 million of underwriter discounts and commissions and $5.7 million of other expenses. UtiliCorp received net proceeds of $130.1 million, after deducting approximately $7.9 million of underwriter discounts. Expenses of the offering were direct payments to persons other than officers, directors, affiliates or persons owning 10% or more of our securities.

    We have used a portion of the proceeds to repay debt owed to UtiliCorp and have placed the net remaining proceeds of the offering into short-term investments to be used for working capital and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

    On April 5, 2001, UtiliCorp, acting in its capacity as our sold shareholder, executed a written consent in lieu of a special meeting of our sole shareholder approving our 2001 incentive plan and the amended and restated certificate of incorporation in the form outlined in our prospectus dated April 23, 2001.

Item 6. Exhibits

  (a)
  List of exhibits

  3.1
  Restated Certificate of Incorporation.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the second quarter of 2001

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AQUILA, INC.

By:	/s/ DAN STREEK
Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer.

Date: August 13, 2001

QuickLinks

PART II—OTHER INFORMATION
  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Part II. Other Information
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
Signatures