Form 10-Q
period 2001-09-30
AQUILA INC
filed 2001-11-14
CIK 1128032

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Registrant's telephone number, including area code 816-527-1000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2001
Class A Common Stock, $0.01 par value	19,975,000
Class B Common Stock, $0.01 par value	80,025,000

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Information regarding the combined financial statements can be found on pages 3 through 11.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations can be found on pages 12 through 19.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    Other information can be found on page 20.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and reports on Form 8-K can be found on page 20.

Part I.  Financial Information

Item 1.  Financial Statements

Aquila, Inc.
Combined Statements of Income—Unaudited

	Three Months Ended September 30,
Dollars in millions, except per share amounts
	2001	2000
Sales
Natural Gas	$3,504.7	$4,394.5
Electricity	5,067.3	3,475.9
Other	220.2	126.1

Total Sales	8,792.2	7,996.5

Cost of sales
Natural Gas	3,499.6	4,374.3
Electricity	5,003.0	3,429.3
Other	176.0	106.6

Total Cost of sales	8,678.6	7,910.2
Equity in earnings of investments and partnerships	11.8	4.7

Gross profit	125.4	91.0

Administrative expenses	68.9	60.0
Depreciation and amortization expense	18.0	10.6
Other income	(13.2)	(20.4)

Earnings before interest and taxes	51.7	40.8
Interest expense	.1	6.2

Earnings before income taxes	51.6	34.6
Provision in lieu of income taxes	14.4	11.6

Net Income	$37.2	$23.0

Earnings per common share:
Basic Earnings Per Common Share	$.37	$.27
Diluted Earnings Per Common Share	$.37	$.27

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Income—Unaudited

	Nine Months Ended September 30,
Dollars in millions, except per share amounts
	2001	2000
Sales
Natural Gas	$15,895.5	$10,488.6
Electricity	13,048.6	6,403.5
Other	733.1	440.1

Total Sales	29,677.2	17,332.2

Cost of sales
Natural Gas	15,520.5	10,342.9
Electricity	12,903.5	6,319.2
Other	553.0	372.8

Total Cost of sales	28,977.0	17,034.9
Equity in earnings of investments and partnerships	23.5	13.2

Gross profit	723.7	310.5

Administrative expenses	382.5	201.7
Depreciation and amortization expense	44.4	34.6
Other income	(34.0)	(31.0)

Earnings before interest and taxes	330.8	105.2
Interest expense	2.9	17.2

Earnings before income taxes	327.9	88.0
Provision in lieu of income taxes	140.1	32.5

Net Income	$187.8	$55.5

Earnings per common share:
Basic Earnings Per Common Share	$2.00	$.65
Diluted Earnings Per Common Share	$1.99	$.65

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Balance Sheets

Dollars in millions	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$160.0	$9.0
Funds on deposit	221.1	149.5
Accounts receivable, net	2,536.4	3,959.9
Accounts and notes receivable from UtiliCorp	—	11.8
Inventories	189.6	63.6
Price risk management assets	872.8	1,452.6
Other	98.4	39.7

Total current assets	4,078.3	5,686.1

Property, plant and equipment, net	625.5	559.0
Investments in subsidiaries and partnerships	466.2	408.0
Price risk management assets	562.0	744.5
Notes receivable	300.9	313.2
Other	103.5	176.4

Total Assets	$6,136.4	$7,887.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$12.5	$12.5
Short-term debt	—	25.7
Accounts payable	3,004.8	4,144.0
Accrued liabilities	285.6	316.0
Accounts and line of credit payable to UtiliCorp	136.2	6.0
Price risk management liabilities	617.1	1,290.5
Customer deposits	76.1	362.4

Total current liabilities	4,132.3	6,157.1

Long-term Liabilities:
Long-term debt, net	—	12.5
Notes payable to UtiliCorp	—	47.6
Price risk management liabilities	1,051.9	1,252.4
Deferred income taxes and credits	76.7	105.2
Other deferred credits	95.8	57.2

Total long-term liabilities	1,224.4	1,474.9

Shareholders' Equity:
Preference stock, $.68 par value; 200,000,000 shares authorized, 28,380,000 and 8,000,000 issued and outstanding, respectively	19.3	5.4
Class A common stock, $.01 par value; 550,000,000 shares authorized, 19,975,000 and none issued and outstanding, respectively	.2	—
Class B common stock, $.01 par value; 250,000,000 shares authorized, 80,025,000 and 85,775,000 shares issued and outstanding, respectively	.8	.9
Additional paid-in capital	566.8	241.0
Accumulated other comprehensive losses	(4.8)	(1.7)
Retained earnings	197.4	9.6

Total shareholders' equity	779.7	255.2

Total Liabilities and Shareholders' Equity	$6,136.4	$7,887.2

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Comprehensive Income—Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Net Income	$37.2	$23.0	$187.8	$55.5
Other comprehensive income (loss):
Unrealized translation adjustments	2.9	(4.0)	(3.3)	(4.5)
Unrealized cash flow hedge	(1.0)	—	.2	—

Comprehensive Income	$39.1	$19.0	$184.7	$51.0

See accompanying notes to combined financial statements.

Aquila, Inc.
Combined Statements of Cash Flows—Unaudited

	Nine Months Ended September 30,
Dollars in millions
	2001	2000
Cash Flows From Operating Activities:
Net income	$187.8	$55.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	44.4	34.6
Net change in price risk management assets and liabilities	(116.3)	216.8
Deferred income taxes and credits	(29.5)	36.0
Equity in earnings of investments and partnerships	(23.5)	(13.2)
Dividends from investments and partnerships	16.0	10.3
Changes in operating assets and liabilities:
Accounts receivable	1,424.7	(1,279.2)
Accounts payable and receivable to/from UtiliCorp, net	(19.9)	12.9
Inventories	(125.0)	68.1
Accounts payable and accrued liabilities	(1,170.5)	1,375.9
Other	40.6	17.4

Sub-total	228.8	535.1
Funds on deposit, net	(357.9)	(123.5)

Net cash (used in) provided by operating activities	(129.1)	411.6

Cash Flows From Investing Activities:
Capital expenditures	(112.3)	(43.4)
Investments in subsidiaries and partnerships	(13.0)	(22.4)
Repayments of (additions to) notes receivable, net	12.3	(146.4)
Cash received on sale of related party investments	26.1	—
Other	12.2	—

Net cash used in investing activities	(74.7)	(212.2)

Cash Flows From Financing Activities:
Repayment of short-term debt	(25.7)	—
Line of Credit with UtiliCorp	125.0	—
Repayment of notes payable to UtiliCorp, net	(47.6)	(187.5)
Retirement of long-term debt	(12.5)	(12.5)
Issuance of common stock, net	315.6	5.5
Cash dividends paid	—	(10.9)

Net cash provided by (used in) financing activities	354.8	(205.4)

Net increase (decrease) in cash and cash equivalents	151.0	(6.0)
Cash and cash equivalents at beginning of period	9.0	6.0

Cash and cash equivalents at end of period	$160.0	$—

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

    Certain prior year amounts in the combined financial statements have been reclassified to conform to the 2001 presentation.

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

Goodwill and Other Intangible Assets

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that, beginning on January 1, 2002, goodwill will no longer be systematically amortized against earnings over an estimated useful life. This statement will require that, no less than annually, goodwill be tested for impairment and if impaired, be written off against earnings at that time. We expect that the adoption of this standard in 2002 will result in discontinuing annual goodwill amortization of approximately $4.4 million. As of September 30, 2001, we had total goodwill of $99.8 million. We are currently assessing the potential impact, if any, that a goodwill impairment test could have on our financial position or results of operations.

Asset Retirement Obligations

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related asset. The liability will be accreted to its present value each subsequent period and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of the liability, the company will record a gain or loss for the difference between the settled liability and the recorded amount. This standard will not be in effect until

January 1, 2003, although earlier application is encouraged. We have not yet completed our estimate of the effect of the adoption of this standard on our financial position or results of operations.

Impairment or Disposal of Long Lived Assets

    In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have not yet completed our estimate of the effect of the adoption of this standard on our financial position or results of operations.

2.  Earnings per Common Share

    The following table shows the amounts used in computing basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts
	2001	2000	2001	2000
Earnings available for common shares	$37.2	$23.0	$187.8	$55.5
Earnings per share:
Basic	$.37	$.27	$2.00	$.65
Diluted	$.37	$.27	$1.99	$.65

Weighted average number of common shares used in basic earnings per share	100.0	85.8	94.1	85.8
Per share effect of dilutive securities:
Stock options	.1	—	.3	—

Weighted number of common shares and dilutive common shares used in diluted earnings per share	100.1	85.8	94.4	85.8

3.  Initial Public Offering

    In April 2001, we issued 14,225,000 shares of Class A common stock to the public in an initial public offering at $24.00 a share. We received net proceeds of approximately $315.6 million after deducting underwriting discounts, commissions and other offering expenses. We have used a portion of the proceeds to repay debt owed to UtiliCorp and have used the remaining proceeds for working capital, fixed assets and general corporate purposes.

    In connection with the offering, UtiliCorp sold 5,750,000 shares of our Class A common stock at $24.00 a share. We did not receive any of the proceeds from the shares of stock sold by UtiliCorp.

    As a result of our initial public offering, UtiliCorp owns Class B common stock representing approximately 80% of our outstanding shares, but approximately 98% of the combined voting power.

4.  Western Hub Properties

    On August 23, 2001, we formed a partnership with ArcLight Energy Partners Fund I, L.P. to buy Western Hub Properties, a Houston-based developer of underground natural gas storage. Western Hub owns a gas storage facility under construction approximately 35 miles South of Sacramento, near Lodi, California. The cost to acquire Western Hub and to complete the facility is approximately $220 million. The majority of the acquisition will be funded at the project level, however we are expected to contribute approximately $25 million of equity. The California Public Utilities Commission must still approve the acquisition.

5.  Related Party Transactions

Investments

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

    As the above transactions were all transactions with a related party, the related net gain of $10.3 million was recorded as a capital transaction and credited to additional paid in capital.

UtiliCorp Revolving Credit Agreement

    We entered into a $250 million revolving credit agreement with UtiliCorp United Inc. on August 13, 2001. The revolver is a one-year agreement with borrowing rates based on one month LIBOR plus 0.4% to 2.725%. The specific rate depends upon our credit rating and the outstanding balance under the revolver. Our effective rate at September 30, 2001 was 3.64%. At September 30, 2001, $125 million was outstanding under the facility and is included within accounts and line of credit payable to UtiliCorp on the combined balance sheet. UtiliCorp may demand repayment of all outstanding amounts under the revolver if any of the following events were to occur:

1.
The sale, transfer, assignment, disposition or securitization or monetization of all or substantially all of UtiliCorp's assets;

2.
The occurrence of any default by UtiliCorp on any of its outstanding debt obligations;

3.
The occurrence of a spin-off by UtiliCorp to its shareholders of UtiliCorp's outstanding voting shares of Aquila; or

4.
Aquila obtains a third-party committed credit facility in an amount greater than or equal to the aggregate principal amounts of the commitment to UtiliCorp at such time.

    The credit agreement also contains customary restrictions as well as covenants relating to the use of proceeds and ratios for debt to total capital, as defined in the agreement.

6.  Reportable Segment Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions
	2001	2000	2001	2000
Sales:
Wholesale Services	$8,463.0	$7,746.3	$28,731.8	$16,829.7
Capacity Services	329.2	250.2	945.4	502.5

Total	$8,792.2	$7,996.5	$29,677.2	$17,332.2

EBIT:
Wholesale Services	$30.7	$29.5	$241.6	$70.1
Capacity Services	21.0	11.3	89.2	35.1

Total	$51.7	$40.8	$330.8	$105.2

7.  Subsequent Events

    On November 7, 2001, UtiliCorp announced that it will make an exchange offer by which UtiliCorp would acquire all of our outstanding publicly held shares. According to UtiliCorp, all of our public shareholders will be offered .6896 shares of UtiliCorp common stock in a tax-free exchange for each outstanding share of our Class A common stock. UtiliCorp has stated that it will require that at least a majority of our publicly held Class A shares are tendered and this condition will not be waived. UtiliCorp has committed that, if the exchange offer is successfully completed, UtiliCorp will effect a "short-form" merger of us with a UtiliCorp subsidiary. In that merger, each remaining share of our Class A stock would be converted (subject to the exercise of appraisal rights) into the same number of shares of UtiliCorp common stock as paid in the exchange offer.

    We are currently aware of ten class action complaints with allegations regarding the proposed exchange offer that have been filed against Aquila, UtiliCorp, and certain officers and directors of Aquila. Generally, the actions challenge the announced plan for the exchange offer, seek to enjoin the exchange offer or, should the exchange offer be consummated, and award of an unspecified amount of damages, and other relief. The plaintiffs in these actions allege breaches of fiduciary and other common law duties owned to them. We are in the process of reviewing the claims and have not yet answered the allegations or made an assessment of the likely outcome of the litigation.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions
	2001	2000	2001	2000
Earnings Before Interest and Taxes:
Wholesale Services	$30.7	$29.5	$241.6	$70.1
Capacity Services	21.0	11.3	89.2	35.1

Total EBIT	51.7	40.8	330.8	105.2
Interest expense	.1	6.2	2.9	17.2
Provision in lieu of income taxes	14.4	11.6	140.1	32.5

Net Income	$37.2	$23.0	$187.8	$55.5

Diluted Earnings per share	$.37	$.27	$1.99	$.65

    Net income increased $14.2 million, or 62%, in the 2001 third quarter and $132.3 million, or 238%, for the nine months ended September 30, 2001 when compared to the same periods in the prior year. The growth for the quarter comes from stronger earnings in Client Services and Capacity Services, with earnings before interest and taxes up 60% and 86%, respectively, over the prior year. On a year-to-date basis, earnings growth is strong, as all business units have posted marked increases. These strong results were driven by the following:

  •
  Strong client demand for structured products and physical delivery capabilities increased the number of client transactions by 48% and 32% for the quarter and year to date, respectively.

  •
  The average number of monthly commodity transactions during the quarter and on a year-to-date basis has increased 25% and 27%, respectively, over prior year.

  •
  Strong results from our interest in six power plants acquired in December 2000 from GPU International.

  •
  Successful optimization of new generation assets by securing prices at above current market rates, reflecting on our ability to capture market opportunities.

  •
  A robust pricing environment that provided increased pricing opportunities to execute our strategy.

    These strong achievements resulted in a trailing twelve-month return on equity of 45%.

WHOLESALE SERVICES

    The table below summarizes the operations of our Wholesale Services business segment for the three and nine month periods ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$8,463.0	$7,746.3	$28,731.8	$16,829.7
Cost of sales	8,388.6	7,690.7	28,198.5	16,624.8
Equity in earnings of investments and partnerships	.2	—	.2	—

Gross profit	74.6	55.6	533.5	204.9

Operating expenses:
Administrative expenses	47.0	43.5	309.0	153.3
Depreciation and amortization expense	8.5	2.9	15.1	10.8
Other income	(11.6)	(20.3)	(32.2)	(29.3)

Earnings before interest and taxes (EBIT)	$30.7	$29.5	$241.6	$70.1

Sub-unit breakdown:
Commodity Services EBIT	$7.4	$14.9	$169.2	$31.4
Client Services EBIT	23.3	14.6	72.4	38.7

Total EBIT for Wholesale Services	$30.7	$29.5	$241.6	$70.1

Operating Statistics:
Physical gas volumes marketed per day (Bcf/d)	13.4	12.1	12.7	11.7
Electricity marketing volumes (MMWhs)	87.2	44.1	219.7	128.8
Volumes delivered (Tbtue/d)	24.4	18.0	22.1	17.4
Average transactions per month (000's)	49.3	39.4	44.2	34.9
Electricity prices MWh (average)	$58.09	$78.78	$59.38	$49.72
Natural gas price per Mcf (average)	$2.84	$3.95	$4.60	$3.30

Quarter Ended September 30, 2001 versus Quarter Ended September 30, 2000

Sales and Cost of Sales

    Both our sales and cost of sales for our Wholesale Services business segment increased 9% in the third quarter of 2001 compared to the third quarter of 2000, resulting in a gross profit increase of $18.8 million. This increase was primarily due to the following factors:

  •
  Improved margins resulted from a decline in power prices and our ability to take advantage of those pricing opportunities within the market. Partially offsetting improved margins for the quarter was lower volatility in gas prices and approximately a $10 million loss associated with the errant American Gas Association report that listed inventory levels at lower levels than the market expected. The report caused gas prices to increase causing our fixed price sales to decrease in value on a mark-to-market basis. The report was subsequently restated, however, our positions were already closed.

  •
  An increase of 98% and 11% in electricity and gas volumes marketed, respectively, a combined 36% increase on an equivalent Tbtue/d basis and a 25% increase in the average number of commodity transactions per month also contributed to an increase in gross profit, sales and cost of sales for the quarter over prior years.

  •
  A 48% increase in the number of client transactions contributed to a 26% increase in gross profit from our origination deals and our more highly structured products we refer to as our Client Services business. These include our GuaranteedWeather® and GuaranteedGenerationSM products as well as our longer duration gas and electric transactions.

Administrative Expenses

    Administrative expenses increased $3.5 million, or 8%, in the third quarter of 2001 compared to 2000 due to our continued expansion and payroll associated with additional employees.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $5.6 million in 2001 over the comparable 2000 quarter. The majority of the increase relates to the write-off of certain interactive web-based assets whose future net realizable value was considered to be minimal.

Other Income

    Other income decreased by $8.7 million, or 43%, in the third quarter of 2001, primarily as a result of a non-recurring $9 million gain related to the sale of an equity security connected to our Capital Services business in 2000.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Wholesale Services business segment increased 71% and 70%, respectively, in the nine-months ended September 30, 2001 compared to the same period in 2000, resulting in a gross profit increase of $328.4 million. These increases were primarily due to the following:

  •
  A robust pricing environment that provided increased opportunities to execute our strategy and deliver products and services to our clients.

  •
  An increase of 71% and 9% in electricity and gas volumes marketed, respectively, a combined 27% increase on an equivalent Tbtue/d basis and a 27% increase in the average number of commodity transactions per month also contributed to an increase in gross profit, sales and cost of sales.

  •
  A 32% increase in the number of client transactions contributed to a 57% increase in gross profit from our origination deals and our more highly structured products we call our Client Services business. These include our GuaranteedWeather® and GuaranteedGenerationSM products as well as our longer duration gas and electric transactions.

  •
  Higher natural gas and electricity prices significantly increased both sales and cost of sales in 2001 compared to 2000.

Administrative Expenses

    Administrative expenses increased $155.7 million, or 102%, in 2001 over the comparable nine month period in 2000 due to our continued expansion, payroll associated with approximately 170 additional employees and higher incentive expenses directly linked to our improved financial performance in 2001.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $4.3 million in 2001 over the comparable 2000 nine month period. The majority of the increase relates to the write-off of certain interactive web-based assets whose future net realizable value was considered to be minimal.

CAPACITY SERVICES

    The table below summarizes the operations of our Capacity Services business segment for the three and nine month periods ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in millions
	2001	2000	2001	2000
Sales	$329.2	$250.2	$945.4	$502.5
Cost of sales	290.0	219.5	778.5	410.1
Equity in earnings of investments and partnerships	11.6	4.7	23.3	13.2

Gross profit	50.8	35.4	190.2	105.6

Operating expenses:
Administrative expenses	21.9	16.5	73.5	48.4
Depreciation and amortization expense	9.5	7.7	29.3	23.8
Other income	(1.6)	(.1)	(1.8)	(1.7)

Earnings before interest and taxes (EBIT)	$21.0	$11.3	$89.2	$35.1

Operating Statistics:
Gas throughput volumes (Mcf/d)	363.0	423.0	386.0	460.0
Natural gas liquids produced (MBbls/d)	22.1	22.5	19.6	22.4
Natural gas liquids price per gallon	$.40	$.48	$.46	$.46
MW owned or controlled	4,357	1,398	4,357	1,398

Quarter Ended September 30, 2001 versus Quarter Ended September 30, 2000

Sales and Cost of Sales

    Sales and cost of sales for our Capacity Services business segment increased $79.0 million and $70.5 million, respectively, in the third quarter of 2001 compared to the third quarter of 2000, representing $8.5 million of the gross profit increase. The strong results were primarily due to the following factors:

  •
  The GPU International acquisition in December 2000 added approximately $9.2 million to gross profit in the 2001 quarter while adding $17.9 million to sales and $8.7 million to costs of sales.

  •
  The additional sales and cost of sales represents additional capacity and related trading where over-all margins were slightly down when compared to the prior year.

Equity in Earnings of Investments and Partnerships

    Improved earnings of $6.9 million in the third quarter of 2001 over the same period in 2000 relates to our equity investments that were part of the GPU International acquisition that was made in December 2000. Earnings from these investments are mainly realized over the summer period where the related power plants create the majority of their earnings.

Administrative Expenses

    Administrative expenses increased $5.4 million, or 33%, in the 2001 quarter compared to the 2000 quarter. The majority of this increase is directly related to the effects of our GPU International acquisition in December 2000.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

Sales and Cost of Sales

    For the nine months ended September 30, 2001, sales and cost of sales for our Capacity Services business segment increased $442.9 million and $368.4 million, respectively, over prior year, representing a $74.5 million increase in gross profit. The stronger results were primarily due to the following factors:

  •
  The GPU International acquisition in December 2000 added approximately $44.6 million to gross profit in 2001 while adding $65.1 million and $20.5 million to sales and costs of sales, respectively.

  •
  We successfully optimized new generation assets by securing prices at above current market rates that significantly improved our margins in the 2001 year-to-date results. We attempt to optimize asset positions with forward positions that can create earnings volatility from time to time. Generally, when we optimize asset positions with derivative instruments, they are recorded at fair market value while the underlying asset position is reflected at historical cost. This tends to produce some earnings volatility.

  •
  Partially offsetting the above increases were lower margins from our pipeline business as volumes were significantly down compared to the prior year period.

  •
  The additional sales and cost of sales represents additional capacity, higher prices and related trading where over-all margins were slightly down when compared to the prior year.

Equity in Earnings of Investments and Partnerships

    Improved earnings in 2001 over 2000 were related to our 50% equity interest in the Oasis Pipeline and our GPU International acquisition that was made in December 2000. The additional earnings from the Oasis Pipeline mainly stem from a 15% increase in ownership that occurred in the fourth quarter of 2000 and transportation opportunities that existed due to high demand in the West.

Administrative Expenses

    Administrative expenses increased $25.1 million, or 52%, in 2001 compared to 2000. The majority of this increase is related to the effects of our GPU International acquisition in December 2000.

SIGNIFICANT BALANCE SHEET MOVEMENTS

    Total assets at September 30, 2001 decreased by $1,750.8 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts receivable decreased $1,423.5 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Inventories increased by $126.0 million as our storage facilities were replenished at higher prices and additional volumes in anticipation of the winter season.

  •
  Price risk management assets decreased by $762.3 million due to a change in market prices of gas and power which can fluctuate significantly.

    Total liabilities at September 30, 2001 decreased by $2,275.3 million compared to December 31, 2000. This decrease is primarily attributable to the following:

  •
  Accounts payable decreased by $1,139.2 million primarily due to the seasonality and price fluctuations of our gas and power trading business.

  •
  Accounts and line of credit payable to UtiliCorp increased by $130.2 million, primarily as a result of a $125 million draw down on our line of credit that was established with UtiliCorp in the third quarter of 2001.

  •
  Price risk management liabilities decreased by $873.9 million due to a change in market prices of gas and power which can fluctuate significantly.

  •
  Customer deposits decreased by $286.3 million due to price fluctuations and our customers' over-all positions in our gas and power trading business.

LIQUIDITY AND CAPITAL RESOURCES

    We are subject to various demands on cash resulting from cash flows generated and used by operations, margin deposits and continued investments in power plants, gas storage facilities, and our investment portfolio. We have managed our liquidity and capital needs through a variety of methods that include accessing public equity markets, cash generated from operations, borrowings from UtiliCorp, selling accounts receivable, and posting letters of credit. At September 30, 2001, our total cash and cash equivalents were $160.0 million, an increase of $151.0 million from December 31, 2000. The increase in cash is primarily due to financing activities related to our initial public offering that was completed in April 2001 that raised a net $315.6 million and $125 million of borrowings under a line of credit with UtiliCorp. Cash flows from operations were negative by $129.1 million as strong operating results before margin deposits were offset by $357.9 million of negative cash flow from net margin deposit activity. Cash flows from investing activities used net cash of $74.7 million as capital expenditures for plant development and expansion were partially offset by cash received on notes receivable repayments and on the sale of certain investments to UtiliCorp. We also reduced our notes payable to UtiliCorp by $47.6 million during the year.

    Under a series of master agreements with our customers, we are required to post, and require our customers to post, either cash or a letter of credit when certain agreed-upon credit limits are exceeded. We have a $125 million letter of credit facility with a group of banks that is used to support our operating and margining activities. At September 30, 2001, approximately $89.3 million of letters of credit were issued under this facility. This facility expires in December 2001, though we expect to extend this facility.

    On August 13, 2001, we entered into a $250 million revolving credit agreement with UtiliCorp United Inc. The revolver is a one year agreement with borrowing rates based on one month LIBOR plus 0.4% to 2.725%. The specific rate depends upon our credit rating and the outstanding balance under the revolver. Our effective rate at September 30, 2001 was 3.64%. At September 30, 2001, $125 million was outstanding under the facility and is included within accounts and line of credit payable to UtiliCorp on the combined balance sheet. UtiliCorp may demand repayment if any of the following events were to occur:

  1.
  The sale, transfer, assignment, disposition or securitization or monetization of all or substantially all of UtiliCorp's assets;

  2.
  The occurrence of any default by UtiliCorp on any of its outstanding debt obligations;

  3.
  The occurrence of a spin-off by UtiliCorp to its shareholders of UtiliCorp's outstanding voting shares of Aquila; or

  4.
  Aquila obtains a third-party committed credit facility in an amount greater than or equal to the aggregate principal amounts of the commitment to UtiliCorp at such time.

    The credit agreement also contains customary restrictions as well as covenants relating to the use of proceeds and ratios for debt to total capital, as defined in the agreement.

    In addition, we have sold $275 million of accounts receivable under a Receivables Sale Agreement and have used the proceeds to help fund our short-term cash needs. As this program was in place prior to 2001, additional net proceeds have not been received in the current year. We intend to increase the potential sales amount under a revised Receivables Sale Agreement to $400 million in the fourth quarter of 2001 and reserve the additional capacity as a source of liquidity.

    In November 2000, we closed on a $145 million lease to finance a 340-megawatt power plant, currently under construction. The lease has a term of seven years with a variable interest component of the lease tied to changes in UtiliCorp's credit rating and LIBOR. We expect the plant to be completed by May 2002. If UtiliCorp's interest in Aquila falls below 75%, certain provisions in the lease will need to be renegotiated.

    In addition, we are constructing a 340-megawatt power plant in Mississippi. This project will be financed with cash flow from operations and various financing activities. The project is estimated to cost $145 million with $63 million being spent as of September 30, 2001.

    In May of 2001, we entered into an operating lease for ten GE turbines plus related equipment associated with future development. Up to $265 million in turbines and equipment can be leased under this agreement. Under the terms of the turbine and equipment lease, we must collateralize cumulative expenditures by the lessor above $43 million with cash. As of September 30, 2001, our outstanding collateral balance was $31 million.

    In August, Aquila and a partner agreed to purchase a gas storage facility under development in Lodi, California for $220 million. The facility will be partially financed with non-recourse project level debt. Our equity investment in this project is estimated be around $25 million.

    Our financing strategy with respect to these investment activities will include a combination of financings through leasing or partnership structures as well as on balance sheet financing with funds provided by accessing public debt and equity markets.

Part II—Other Information

Item 5. Other Information

Subsequent Events

    On November 7, 2001, UtiliCorp announced that it will make an exchange offer by which UtiliCorp would acquire all of our outstanding publicly held shares. According to UtiliCorp, all of our public shareholders will be offered .6896 shares of UtiliCorp common stock in a tax-free exchange for each outstanding share of our Class A common stock. UtiliCorp has stated that it will require that at least a majority of our publicly held Class A shares are tendered and this condition will not be waived. UtiliCorp has committed that, if the exchange offer is successfully completed, UtiliCorp will effect a "short-term" merger of us with a UtiliCorp subsidiary. In that merger, each remaining share of our Class A stock would be converted (subject to the exercise of appraisal rights) into the same number of shares of UtiliCorp common stock as paid in the exchange offer.

    As of the time of this filing, we are aware of ten stockholder class action complaints with allegations regarding UtiliCorp's proposed exchange offer that have been filed against us, UtiliCorp, Messrs. Richard C. Green, Jr., Robert K. Green, and Keith G. Stamm. Nine of the actions were filed in the Delaware Court of Chancery and were captioned, respectively, Francine Pluck v. Aquila Inc., UtiliCorp United, Inc., Richard C. Green, Jr., Robert K. Green, and Keith G. Stamm, Civil Action No. 19236 (filed November 7, 2001), Joyce Sarsik v. Robert K. Green; Richard C. Green, Jr.; Keith G. Stamm; UtiliCorp United Inc., and Aquila, Inc., Civil Action No. 19237 (filed November 7, 2001), Charles Zimmer v. Richard C. Green, Jr., Robert K. Green, Keith G. Stamm, Aquila Inc., and UtiliCorp United Inc., Civil Action No. 19238NC (filed November 7, 2001), Darren Pinnock v. UtiliCorp Utd., Aquila, Inc., Robert K. Green, Richard C. Green Jr., and Keith Stamm, Civil Action No. 19243 (filed November 8, 2001), Roseanne Caruso v. Aquila Inc., UtiliCorp United, Inc., Richard C. Green Jr., Robert K. Green, and Keith G. Stamm, Civil Action No. 19244NC (filed November 8, 2001), George Siemers v. UtiliCorp Utd., Aquila, Inc., Robert K. Green, Richard C. Green, Jr. and Keith Stamm, Civil Action No. 19246 (filed November 8, 2001), James Hanson v. UtiliCorp Utd., Aquila, Inc., Robert K. Green, Richard C. Green, Jr. and Keith Stamm, Civil Action No. 19247 (filed November 8, 2001), Jason Greene v. Robert K. Green; Richard C. Green, Jr.; Keith G. Stamm; UtiliCorp United Inc., and Aquila, Inc., Civil Action No. 19250NC (filed November 9, 2001), and Nicholas Ruhland v. Robert K. Green; Richard C. Green, Jr.; Keith G. Stamm; UtiliCorp United Inc., and Aquila, Inc.; Civil Action No. 19251NC (filed November 9, 2001). One of the actions was filed in the Circuit Court of Jackson County, Missouri, and was captioned Edward Shlomovich v. Robert K. Green, Richard C. Green, Jr., Keith G. Stamm, Aquila, Inc., and UtiliCorp United, Inc. (filed November 8, 2001). The actions challenge UtiliCorp's announced plan for the exchange offer, seek to enjoin the exchange offer or, should the exchange offer be consummated, an award of an unspecified amount of damages, and other relief. The plaintiffs in these actions allege breaches of fiduciary and other common law duties owed to them by the defendants.

Item 6. Exhibits

  (a)
  List of Exhibits:

  3.1
  Corrected Restated Certificate of Incorporation.

  10.1
  Revolving Credit Agreement with UtiliCorp United Inc.

  10.2
  Amended & Restated Revolving Credit Agreement with UtiliCorp United Inc.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the third quarter of 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUILA, INC.
By:	/s/ DAN STREEK Dan Streek Chief Financial Officer
Signing on behalf of the registrant and as principal financial and accounting officer.

    Date: November 13, 2001

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
Aquila, Inc. Combined Statements of Comprehensive Income—Unaudited
Aquila, Inc. Combined Statements of Cash Flows—Unaudited
AQUILA, INC. NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Part II—Other Information
  Item 5. Other Information
  Item 6. Exhibits
Signatures